Form 10-K
period 2003-12-31
REGIONS ACCEPTANCE LLC REGIONS AUTO RECEIVABLES TR 2003-2
filed 2004-03-29
CIK 1269118

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           _________________________

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to _____________.

                       Commission File Number: 333-100339

                             Regions Acceptance LLC
            (depositor of the Regions Auto Receivables Trust 2003-2)
             (Exact name of registrant as specified in its charter)

                        Delaware                               55-0800861
  (State or Other Jurisdiction of Incorporation or           (IRS Employer
                      Organization)                       Identification Number)

                             417 20th Street North
                              Birmingham, AL 35203
          (Address of principal executive offices, including zip code)
      (Registrant's telephone number, including area code): (205) 944-1300

           Regions Auto Receivables Trust 2003-2, Asset Backed Notes
             Class A-1, Class A-2, Class A-3, Class A-4 and Class B
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
      -----       -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes          No    X
                                                 ------       -----

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                     PART I

Item 1. Business.

     Not Applicable.

Item 2. Properties.

     Regions Auto Receivables Trust 2003-2 (the "Trust") was formed pursuant to a trust agreement dated as of October 28, 2003, as amended and restated as of November 7, 2003, between Regions Acceptance LLC (the "Company") and Wachovia Bank of Delaware, National Association, as owner trustee (the "Owner Trustee"). Pursuant to the Trust Agreement, the Trust issued asset backed certificates evidencing an interest in the trust property (the "Certificates"). The Certificates are held by the Company.

     Pursuant to an Indenture, dated as of November 7, 2003, between Wachovia Bank of Delaware, National Association, acting not in its individual capacity but solely as owner trustee of the Trust, as issuer (the "Issuer"), and The Bank of New York (the "Indenture Trustee"), as indenture trustee, the Issuer issued asset backed notes (the "Notes"). The Notes consist of five classes (the "1.1643% Class A-1 Asset Backed Notes," "1.63% Class A-2 Asset Backed Notes," "2.31% Class A-3 Asset Backed Notes," "3.07% Class A-4 Asset Backed Notes" and the "2.86% Class B Asset Backed Notes") that were registered and publicly offered and sold. The Trust also issued a sixth class of Notes, the "3.87% Class C Asset Backed Notes" that are held by the Company.

     The assets of the Trust primarily include a pool of simple interest motor vehicle retail installment sale contracts indirectly originated by Regions Bank ("Regions Bank") and secured by new and used automobiles and light-duty trucks. The Trust's business activities include acquiring, holding and managing the assets of the Trust, issuing the Notes and the Certificates and making payments and distributions on the Notes and the Certificates. Pursuant to a Sale and Servicing Agreement, dated as of November 7, 2003, among Regions Bank, as seller, master servicer, administrator and custodian, the Company, as depositor, the Issuer, as issuer, and the Indenture Trustee, as indenture trustee, Regions Bank administers and services the Trust's pool of motor vehicle retail installment contracts. No distributions or payments were made to holders of the Notes and the Certificates during the period covered by this report.

     A summary of the receivable default and delinquency information as of December 31, 2003 follows (unaudited):

Receivables outstanding as of December 31, 2003            $611,236,633 (31,535)
(Number of Loans)

Aggregate Principal Balance for Defaulted                                $50,487
Receivables

Balance of Current Repossessed Loans                                    $207,107

Number of Current Repossessed Loans                                           13

Number of Defaulted Loans in Current Month                                     5

Aggregate Number of Defaulted Loans                                            5

Current Default Percentage (Annualized)                                    0.19%

                                                                           Percentage of
                                                                             Principal
 Receivable Delinquency Information           Principal       Number of     Pool Balance   Percentage of
                                                                Loans                          Loans
     Current (Less than 31 days)             $608,721,144      31,400          99.59%          99.57%

     31 - 60 days                              $2,064,820         108           0.34%           0.34%

     61 - 90 days                                $243,562          14           0.04%           0.04%

     91 days and over                                  $0           0           0.00%           0.00%

        Total Delinquencies                    $2,308,382         122           0.38%           0.39%

     Summary of certain distributions made by the Trust as of December 31, 2003 (unaudited):

Class          Ending Balance       Note Pool Factor       Interest           Principal       Reserve Fund
                                                                                              Withdrawals
A-1 Notes          $132,000,000           100%                 $0                $0                $0

A-2 Notes          $146,000,000           100%                 $0                $0                $0

A-3 Notes          $156,000,000           100%                 $0                $0                $0

A-4 Notes          $164,400,000           100%                 $0                $0                $0

B Notes             $25,600,000           100%                 $0                $0                $0

Total Reserve Fund Withdrawal:              $0
Total Servicing Fee:                        $0

Item 3. Legal Proceedings.

     The Registrant is not aware of any material legal proceeding with respect to the Company, the Master Servicer or the Owner Trustee, as related to the Trust.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote or consent of the holders of each Class of Notes or Certificates during the fiscal year covered by this report.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Trust does not issue stock. As of December 31, 2003, based on DTC's records, there were 48 direct participants in DTC's holding position with respect to the Notes:

                        Class of Notes             Number of
                                                  Participants
                        --------------            ------------
                           Class A-1                   7
                           Class A-2                   6
                           Class A-3                   13
                           Class A-4                   20
                            Class B                    2

     There is currently no established secondary trading market for the Notes. The Class C Notes and the Certificates are not registered and are held by the Company.

Item 6. Selected Financial Data.

     Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

Item 8. Financial Statements and Supplementary Data.

     Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     There was no change in accountants or disagreements with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9A. Controls and Procedures.

     Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Not Applicable.

Item 11. Executive Compensation.

     Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

Item 13. Certain Relationships and Related Transactions.

     There is nothing to report with regard to this item.

Item 14. Principal Accountant Fees and Services.

     Not Applicable.

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  1. Financial Statements: Not Applicable.
          2. Financial Statement Schedules: Not Applicable.
          3. Exhibits:

               4.1 Indenture dated as of November 7, 2003 (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on November 19, 2003)
               4.2 Trust Agreement (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on November 19, 2003)
               99.1 Sale and Servicing Agreement (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on November 19, 2003)
               99.2 Administration Agreement (incorporated by reference to the
                    Trust's filing on Form 8-K filed with the Commission on November 19, 2003)
               99.3 Receivables Purchase Agreement (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on November 19, 2003)
               99.4 Annual Statement as to Compliance
               99.5 Annual Independent Accountants Report
               99.6 Certifications Pursuant to Section 13a-14(d)

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     (c)  See (a) 3 above.

     (d)  Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Regions Acceptance LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: March 29, 2004

                                      REGIONS ACCEPTANCE, LLC

                                      By:  /s/ Ron Luth
                                           ----------------------
                                           Name:  Ron Luth
                                           Title:  President and Chief Executive
                                           Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 Exhibit Index
(Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

     Exhibit                             Description
       4.1 Indenture dated as of November 7, 2003 (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on November 19, 2003)

       4.2 Trust Agreement (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on November 19, 2003)

      99.1 Sale and Servicing Agreement (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on November 19, 2003)

      99.2 Administration Agreement (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on November 19, 2003)

      99.3 Receivables Purchase Agreement (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on November 19, 2003)


      99.4          Annual Statement as to Compliance

      99.5          Annual Independent Accountants Report

      99.6          Certifications Pursuant to Section 13a-14(d)